Form 10-Q
period 2019-06-30
Ghar Inc
filed 2019-08-06
CIK 1764443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-230956

GHAR INC.

 (Exact name of registrant as specified in its charter)

Nevada	35-2649453
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive Las Vegas, NV	89108
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-800-404-4238

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]        No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ [X]        No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 6, 2019, the issuer had 4,250,000 shares of its common stock issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements

Ghar Inc.

Balance Sheets

	June 30, 2019	March 31, 2019
	(unaudited)	(audited)

ASSETS
CURRENT ASSETS
Cash	$1,214	$1,232
Prepaid expenses	-	2,750

Total current assets	1,214	3,982

TOTAL ASSETS	$1,214	$3,982

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$2,290	$1,588
Total current liabilities	2,290	1,588

TOTAL LIABILITIES	2,290	1,588

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value, authorized: 75,000,000 shares. 3,500,000 shares
Issued and outstanding as of June 30, 2019	3,500	3,500
Additional paid-in capital	-	-
Accumulated deficit	(4,576)	(1,105)
Total stockholders' equity (deficit)	(1,076)	2,395

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,214	$3,982

The accompanying notes are an integral part of these financial statements

Ghar Inc.

Statement of Operations

(unaudited)

		For the Three Months Ended June 30, 2019

REVENUE	$	−

OPERATING EXPENSES
Bank Charges		18
General and administrative expense		$3,452
TOTAL OPERATING EXPENSES		3,470

Net loss from operation		$(3,470)

Loss before income tax		(3,470)
Provision for income taxes		-

NET INCOME (LOSS)		$(3,470)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		3,500,000

The accompanying notes are an integral part of these financial statements

Ghar Inc.

Statements of Stockholders’ Equity

For the three months ended June 30, 2019

(unaudited)

	Common Stock		Preferred Stock				Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Par Value	Shares		Par Value		Capital	Deficit	Deficit
Balance – March 31, 2019	3,500,000	$3,500	−	$	−	$	−	$(1,106)	$2,394

Net loss	−	−	−		−		−	(3,470)	(3,470)

Balance – June 30, 2019	3,500,000	$3,500	−	$	−	$	−	$(4,576)	$(1,076)

The accompanying notes are an integral part of these financial statements

Ghar Inc.

Statement of Cash Flows

(unaudited)

For the Three Months Ended June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,470)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	2,750
Net cash used in operating activities	(720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-
Advance from related party	702
Net cash provided by financing activities	702

NET INCREASE IN CASH AND CASH EQUIVALENTS	(18)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,232

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,214

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these financial statements

Ghar Inc.

Notes to Financial Statements

June 30, 2019

(unaudited)

Note 1. Background information

Ghar Inc., was incorporated in the State of Nevada on December 11, 2018 and is located at 5348 Vegas Drive Las Vegas, NV, 89108. The company is a development stage company that intends to develop an online marketplace platform for users to buy, sell and rent items and services. To date, the company’s activities have been limited to raising capital, organizational matters and the structuring of its business plan. The company has not generated any revenues since inception.

Note 2. Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2019 the company had a net loss of $3,470. As of June 30 2019, the company has not generated any revenues from operations. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

Note 3. Summary of significant accounting policies

The results for the three months ended June 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2019 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2019 and for the related periods presented.

Development Stage Company

The company is considered to be in the development stage as defined in ASC 915 “ Development Stage Entities. ” The company is devoting substantially all of its efforts to the development of its business plans. The company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and

does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915

Basis of Presentation

The accounting and reporting policies of the company conform to accounting principles generally accepted in the United States of America (GAAP).

 Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Start-Up Costs

In accordance with ASC 720, “ Start-up Costs”, the company expenses all costs incurred in connection with the start-up and organization of the company.

Cash

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Fair Value Measurements

The company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The company has no assets or liabilities valued at fair value on a recurring basis.

Concentrations of Credit Risks

The company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables it will likely incur in the near future.  The company places its cash with financial institutions of high credit worthiness.  At times, its cash with a particular financial institution may exceed any applicable government insurance limits.  The company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Loss per Share

The company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Income Taxes

The company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of June 30, 2019 the company did not have any amounts recorded pertaining to uncertain tax positions.

Note 4. Income taxes

At June 30, 2019 the Company had net operating loss carry forwards of approximately $4,576 that maybe offset against future taxable income.  No tax benefit has been reported in the June 30, 2019 or March 31, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January

1, 2018. For certain deferred tax assets and deferred tax liabilities, we have applied the new rate retroactively.

The provision for Federal income tax consists of the following for June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
Federal income tax benefit attributable to:
Current operations	$729	$232
Less valuation allowance	(729)	(232)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (the U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted) of significant items comprising our net deferred tax amount is as follows as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
Deferred Tax Assets:
NOL Carryover	$961	$232
Less valuation allowance	(961)	(232)
Net deferred tax assets	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2019 and March 31, 2019 the Company had no accrued interest or penalties related to uncertain tax positions.

Note 5. Loan payable, related party

As of June 30, 2019, the company was obligated to Hamza Abid, the Company’s President in the amount of $2,290, for various payments made to vendors for various services. The amount due is unsecured, due on demand, and non-interest bearing.

Note 6. Shareholders' Equity

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

Since inception December 11, 2018 the company has issued a total of 3,500,000 common shares to its founders for $3,500. Shares issued and outstanding as of June 30, 2019 are 3,500,000.

Note 7. Subsequent events

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to June 30, 2019 the Company sold 500,000 shares of common stock at $0.02 per share for total cash proceeds of $10,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and related notes thereto included in Part I, Item 1, above. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors," below.

Forward Looking Statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Plan of Operations

We are a development stage company in the business of building an online marketplace. The company’s online marketplace will be a platform for buying, renting and selling services and goods. Users will be able to upload videos and pictures of items for sale, rent and for services via the company’s website or mobile application. The platform will have a direct messaging option where users will be able to contact the other users directly who posted the item or service on the platform. Users will also be able to see how many views have been made on the post. The company plans on generating revenue by selling advertising space on its website and in-app purchases in the mobile application. Another method the company plans on generating revenue is by providing an option for the users where they will be able to pay extra for the listing to be more visible and stay at the top of the searched item or services section for a specified time. As we are currently a company in its developmental stages of our business, no assurances can be made that we will be successful in identifying and obtaining revenue by any of these means. As of date, we have no website or mobile application developer on retention or as a hired employee. However, there can be no assurances that our efforts to develop the online marketplace platform will succeed or that we will be able to successfully market the proposed online marketplace, if developed.

As we are developing, our sole officer and director will be responsible for the promotion and marketing of our online marketplace platform. The marketing and advertising will be targeted to all the people that use online marketplace platforms to buy, rent and sell items or services. To advertise our business, we plan to market our online marketplace platform through the following methods: social networking websites, word of mouth, search engine marketing, content marketing, paid advertisements, mobile advertising, guest blogging, magazines, banner advertising, social media advertising and through our own website at www.gharinc.org.

Results of Operations for the Three Months Ended June 30, 2019

Revenues

We have had no revenue since our inception on December 11, 2018.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 were $3,470.

Net Loss

For the three months ended June 30, 2019 we realized a net loss of $3,470.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $4,576 at June 30, 2019, had a net loss of $3,470 and net cash used in operating activities of $720 for the three months ended June 30, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash flows from financing activities for the three months ended June 30, 2019 was $702 from related party advances.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 3 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended June 30, 2019.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives.  Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of our property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14 (a) or 15d-14 (a).
32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14 (b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GHAR INC.

Dated: August 6, 2019	By: /s/ Hamza Abid Hamza Abid Chief Executive Officer, Chief Financial Officer