Form 10-Q
period 2019-09-30
Ghar Inc
filed 2019-11-08
CIK 1764443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes  ☒        No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 8, 2019, the issuer had 5,000,000 shares of its common stock issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements

Ghar Inc.

Balance Sheets

	September 30, 2019	March 31, 2019
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$3,008	$1,232
Prepaid expenses	-	2,750

Total current assets	3,008	3,982

TOTAL ASSETS	$3,008	$3,982

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$5,695	$1,588
Total current liabilities	5,695	1,588

TOTAL LIABILITIES	5,695	1,588

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value, authorized: 75,000,000 shares. 5,000,000 and 3,500,000 shares issued and outstanding, respectively.
Issued and outstanding as of September 30, 2019	5,000	3,500
Additional paid-in capital	28,500	-
Accumulated deficit	(36,187)	(1,105)
Total stockholders' equity (deficit)	(2,687)	2,395

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,008	$3,982

The accompanying notes are an integral part of these financial statements

Ghar Inc.

Statement of Operations

(unaudited)

		For the Three Months Ended September 30, 2019		For the Six Months Ended September 30, 2019

REVENUE	$	−	$	−

OPERATING EXPENSES
Bank Charges		36		54
General and administrative expense		$1,575		$5,027
Officer compensation		30,000		30,000
TOTAL OPERATING EXPENSES		31,611		35,081

Net loss from operation		$(31,611)		$(35,081)

Loss before income tax		(31,611)		(35,081)
Provision for income taxes		-		-

NET INCOME (LOSS)		$(31,611)		$(35,081)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		(0.00)		(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		4,396,154		3,926,505

The accompanying notes are an integral part of these financial statements

Ghar Inc.

Statements of Stockholders’ Equity

For the six months ended September 30, 2019

(unaudited)

	Common Stock		Preferred Stock				Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Par Value	Shares		Par Value		Capital	Deficit	Deficit
Balance – March 31, 2019	3,500,000	$3,500	−	$	−	$	−	$(1,106)	$2,394

Net loss	−	−	−		−		−	(3,470)	(3,470)

Balance – June 30, 2019	3,500,000	$3,500	−	$	−	$	−	$(4,576)	$(1,076)

Issuance of shares	1,500,000	1,500	−		−		28,500	−	30,000

Net loss	−	−	−		−		−	(31,611)	(31,611)

Balance – September 30, 2019	5,000,000	5,000	−		−		28,500	$(36,187)	$(2,687)

The accompanying notes are an integral part of these financial statements

Ghar Inc.

Statement of Cash Flows

(unaudited)

For the Six Months Ended September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,081)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	2,750
Net cash used in operating activities	(32,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	30,000
Advance from related party	575
Net cash provided by financing activities	30,575

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,794

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,232

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,008

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these financial statements

Ghar Inc.

Notes to Financial Statements

September 30, 2019

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

Note 2. Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended September 30, 2019 the company had a net loss of $35,081. As of September 30 2019, the company has not generated any revenues from operations. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

Note 3. Summary of significant accounting policies

The results for the six months ended September 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2019 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2019 and for the related periods presented.

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

Income Taxes

The company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of September 30, 2019 the company did not have any amounts recorded pertaining to uncertain tax positions.

Note 4. Income taxes

At September 30, 2019 the Company had net operating loss carry forwards of approximately $36,187 that maybe offset against future taxable income.  No tax benefit has been reported in the September 30, 2019 or March 31, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The provision for Federal income tax consists of the following for September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
Federal income tax benefit attributable to:
Current operations	$7,599	$232
Less valuation allowance	(7,599)	(232)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (the U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted) of significant items comprising our net deferred tax amount is as follows as of September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
Deferred Tax Assets:
NOL Carryover	$7,599	$232
Less valuation allowance	(7,599)	(232)
Net deferred tax assets	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2019 and March 31, 2019 the Company had no accrued interest or penalties related to uncertain tax positions.

Note 5. Loan payable, related party

As of September 30, 2019, the company was obligated to Hamza Abid, the Company’s President in the amount of $5,695, for officer compensation and for various payments made to vendors for various services. The amount due is unsecured, due on demand, and non-interest bearing.

Note 6. Shareholders' Equity

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

Since inception December 11, 2018 the company has issued a total of 5,000,000 common shares for total proceeds of $33,500. For the period ended September 30, 2019 the company sold 1,500,000 shares at $0.02 per share for total proceeds of $30,000. Shares issued and outstanding as of September 30, 2019 are 5,000,000.

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

Results of Operations for the Six Months Ended September 30, 2019

Revenues

We have had no revenue since our inception on December 11, 2018.

Operating Expenses

Operating expenses for the six months ended September 30, 2019 were $35,081. Of this $54 were bank charges, $5,027 for general and administration charges and $30,000 for officer compensation.

Net Loss

For the six months ended September 30, 2019 we realized a net loss of $35,081.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $36,187 at September 30, 2019, had a net loss of $35,081 and net cash used in operating activities of $32,331 for the six months ended September 30, 2019. This raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash flows from financing activities for the six months ended September 30, 2019 was $30,575.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended September 30, 2019.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

GHAR INC.

Dated: November 8, 2019	By: /s/ Hamza Abid Hamza Abid Chief Executive Officer, Chief Financial Officer