Form 10-K
period 2020-03-31
Ghar Inc
filed 2020-04-29
CIK 1764443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  333-230956

GHAR INC.

 (Exact name of registrant as specified in its charter)

Nevada	35-2649453
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5348 Vegas Drive Las Vegas, NV	89108
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-800-404-4238

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]        No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]        No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a Non-accelerated Filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated Filer [X]	Smaller Reporting Company ☒
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2020: N/A

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 28, 2020, the issuer had 31,000,000 shares of its common stock issued and outstanding.

Item 1. Business

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our audited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we,” “us,” “our,” the “Company,” “Ghar” and “our company” mean Ghar Inc. and its consolidated subsidiaries, unless otherwise indicated.

Corporate background

Ghar Inc., was incorporated on December 11, 2018 under the laws of the State of Nevada. We are a development stage company in the business of building an online marketplace. The online marketplace will be a platform for buying, renting and selling services and goods. The company has yet to realize any revenues through operations and as of yet we have not developed the company’s website and the mobile application.

Our principal executive offices are located at 5348 Vegas Drive, Las Vegas NV, 89108. Our telephone number is 1-800-404-4238.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. Since incorporation, we have not made any significant purchases or sales of assets. Ghar Inc., currently has one officer and director. This individual allocates time and personal resources to Ghar on a part time basis and devotes approximately 20 hours a week to the company. Mr. Abid spends the time necessary to oversee the development of the company and primary operations of the business.

Our business description

We are a development stage company in the business of building an online marketplace. As of date, we have no developer on retention or as a hired employee to build our website or mobile application. The company plans on generating revenue by selling advertising space on its website and in-app purchases in the mobile application. As we are currently a company in its developmental stages of our business, no assurances can be made that we will be successful in identifying and obtaining revenue by any of these means. We have no revenues and have incurred losses since inception.

Initial development of our online marketplace platform

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

Marketing

Our sole officer and director, Hamza Abid, will be responsible for the promotion and marketing of our online marketplace platform. The marketing and advertising will be targeted to all the people that use online marketplace platforms to buy, rent and sell items or services. To advertise our business, we plan to market our online marketplace platform through the following methods: social networking websites, word of mouth, search engine marketing, content marketing, paid advertisements, mobile advertising, guest blogging, magazines, banner advertising, social media advertising and through our own website.

Competition

The online marketplace industry is highly competitive with fairly easy entry barriers, resulting in a lot of entrants ranging from development stages to established companies. There are a variety of online marketplaces offered from many of our current and potential competitors, those of which have significantly longer operational histories along with greater financial, technical and marketing resources.

We expect to face high level of resistance when we enter the market, where it will be up to our marketing efforts to establish ourselves. These competitors retain the ability to adapt and quickly pick up new or emerging technologies and various other business changes. They also are able to devote greater resources to the promotional and marketing side of their online marketplace platform than we currently have the capacity for. If we fail to secure a competitive edge against our competitors, our revenue could decline and business operations could be harmed.

Employees

We are a development stage company and currently have one employee. Our sole officer and director of the company manages the day-to-day operations of the company and currently devotes approximately 20 hours a week.

Insurance

We do not maintain any insurance as of the date.

Research and development

We have not incurred any research expenditures since our incorporation.

Patents, trademarks and copyrights

We do not own, either legally or beneficially, any patents or trademarks.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities in the future. As of now there are no required government approvals present that we need approval from or any existing government regulation on our business.

Item 1A. Risk Factors

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive offices are located at 5348 Vegas Drive, Las Vegas NV, 89108. Our telephone number is 1-800-404-4238. We do not, currently, have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock. OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of April 28, 2020, no shares of our common stock have traded.

Number of Holders

As of March 31, 2020, the 31,000,000 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2020, that were not otherwise disclosed on our quarterly reports.

Equity Compensation Plans

As of March 31, 2020, we do not have any equity compensation plans.

Convertible Securities

As of March 31, 2020, we do not have any outstanding stock options.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

3,500,000 shares of common stock of the Company were sold to Hamza Abid on March 5, 2019 in exchange for cash of $3,500, and 26,000,000 shares of common stock of the Company were sold to Hamza Abid on March 3, 2020 in exchange for $26,000, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

As an “emerging growth company” we are not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of operations

Results of Operations for the years ended March 31, 2020 and 2019:

Revenue

For the year ended March 31, 2020, and 2019 the Company had zero revenue.

Operating expenses

Total operating expenses for the year ended March 31, 2020 were $116,334. The operating expenses for the year ended March 31, 2020 included bank charges of $357, general and administrative expenses of $20,727 officer compensation of $90,000 and accounting fees of $5,250.

Total operating expenses for the year ended March 31, 2019 were $1,106. The operating expenses for the year ended March 31, 2019 included bank charges of $19, and general and administrative expenses of $1,087.

Net Loss

The net loss for the years ended March 31, 2020 and 2019 was $116,334 and $1,105 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2020, our total assets were $5,306.

As at March 31, 2020, our current liabilities were $63,245 and Stockholders’ deficit of $57,939.

CASH FLOWS FROM OPERATING ACTIVITIES

For the year ended March 31, 2020 net cash flows used in operating activities was negative $53,584.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended March 31, 2020 we have used no cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended March 31, 2020 we have generated $57,658 of cash flows by financing activities.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Hamza Abid, has concluded a verbal agreement with the Ghar Inc., in order to maintain the reporting status with SEC.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our sole officer and director has agreed to loan us funds. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated zero revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Ghar Inc.

Financial Statements

For the years ended March 31, 2020 and 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Stockholders’

Ghar Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ghar Inc. as of March 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2019.

Seattle, Washington

April 21, 2020

Ghar Inc.

Balance Sheets

	March 31, 2020	March 31, 2019
ASSETS
CURRENT ASSETS
Cash	$5,306	$1,232
Prepaid expenses	-	2,750

Total current assets	5,306	3,982

TOTAL ASSETS	$5,306	$3,982

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$63,245	$1,588
Total current liabilities	63,245	1,588

TOTAL LIABILITIES	63,245	1,588

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value, authorized: 75,000,000 shares. 31,000,000 shares and 3,500,000 shares issued and outstanding, respectively.
Issued and outstanding as of March 31, 2020	31,000	3,500
Additional paid-in capital	28,500	-
Accumulated deficit	(117,439)	(1,105)
Total stockholders' equity (deficit)	(57,939)	2,395

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,306	$3,982

The accompanying notes are an integral part of these financial statements

Ghar Inc.

Statement of Operations

	Year ended March 31, 2020	For the period from December 11, 2018 (Inception) through March 31, 2019

REVENUE	$-	$-

OPERATING EXPENSES
Bank Charges	357	19
General and administrative expense	$20,727	$1,087
Officer compensation	90,000	-
Accounting fees	5,250	-
TOTAL OPERATING EXPENSES	116,334	1,106

OTHER INCOME
Bank interest income	-	1

Net loss from operation	$(116,334)	$(1,105)

Loss before income tax	(116,334)	(1,105)
Provision for income taxes	-	-

NET INCOME (LOSS)	$(116,334)	$(1,105)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	5,591,667	3,500,000

The accompanying notes are an integral part of these financial statements

Ghar Inc.

Statements of Stockholders’ Equity

For the period from December 11, 2018 (Inception) through March 31, 2019 and year end March 31, 2020

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance – December 11, 2018 (Inception)	3,500,000	$3,500	-	$-	$-	$-	$3,500

Net loss	-	-	-	-	-	(1,105)	(1,105)
Balance – March 31, 2019	3,500,000	$3,500	-	$-	$-	$(1,105)	$2,395

Net loss	-	-	-	-	-	(116,334)	(116,334)

Issuance of shares, $0.001 par value	1,500,000	1,500	-	-	28,500	-	30,000

Conversion of debt into shares, $0.001 par value	26,000,000	26,000	-	-	-	-	26,000

Balance – March 31, 2020	31,000,000	$31,000	-	$-	$28,500	$(117,439)	$(57,939)

The accompanying notes are an integral part of these financial statements

Ghar Inc.

Statement of Cash Flows

	Year ended March 31, 2020	For the period from December 11, 2018 (Inception) through March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,334)	$(1,105)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	2,750	(2,750)
Increase (decrease) in accrued salary	60,000	-
Net cash used in operating activities	(53,584)	(3,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	56,000	3,500
Advance from related party	1,658	1,588
Net cash provided by financing activities	57,658	5,088

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,074	1,232

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,232	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,306	$1,232

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Ghar Inc.

Notes to Financial Statements

For the period from December 11, 2018 (Inception) through March 31, 2019 and March 31, 2020

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

Note 2. Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended March 31, 2019 and March 31, 2020 the company had a net loss of $1,105 and $116,334, respectively. As of March 31, 2020 the company has not generated any revenues from operations. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

Income Taxes

The company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of March 31, 2020 the company did not have any amounts recorded pertaining to uncertain tax positions.

Note 4. Income taxes

At March 31, 2019 and March 31, 2020 the Company had net operating loss carry forwards of approximately $1,105 and $116,334, respectively that maybe offset against future taxable income.  No tax benefit has been reported in the March 31, 2019 or March 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The provision for Federal income tax consists of the following for March 31, 2019 and March 31, 2020:

	March 31, 2020	March 31, 2019
Federal income tax benefit attributable to:
Current operations	$24,430	$232
Less valuation allowance	(24,430)	(232)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (the U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted) of significant items comprising our net deferred tax amount is as follows as of March 31, 2019 and March 31, 2020:

	March 31, 2020	March 31, 2019
Deferred Tax Assets:
NOL Carryover	$24,662	$232
Less valuation allowance	(24,662)	(232)
Net deferred tax assets	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2019 and March 31, 2020 the Company had no accrued interest or penalties related to uncertain tax positions.

Note 5. Loan payable, related party

As of March 31, 2019 and March 31, 2020 the company was obligated to Hamza Abid, the Company’s President in the amount of $1,588 and $63,245 for officer compensation and for various payments made to vendors for various services. The amount due is unsecured, due on demand, and non-interest bearing.

Note 6. Shareholders' Equity

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

Since inception December 11, 2018 the company has issued a total of 31,000,000 common shares for total proceeds of $59,500. Shares issued and outstanding as of March 31, 2020 are 31,000,000.

Note 7. Subsequent events

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through April 21, 2020, the date that the financial statements were available to be issued and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Accounting Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of March 31, 2020 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weaknesses.

1.As of March 31, 2020, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.As of March 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020, based on the criteria established in "INTERNAL CONTROL- INTEGRATED FRAMEWORK" issued by the COSO.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Positions	Year Appointed
Hamza Abid	27	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2018

Hamza Abid – President, Treasurer, Secretary and Director

Hamza Abid has acted as our President, CEO, CFO, Secretary, Treasurer and a sole Director since we were incorporated on December 11, 2018. Hamza Abid currently owns 95% of the outstanding shares of our common stock. As such, it was decided that Hamza Abid was going to be our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole member of our board of directors. As of date, Hamza Abid devotes approximately 20 hours a week towards the development of Ghar Inc., majority of the work being clerical. Prior to the formation of the company, Hamza Abid had completed his Bachelors of Business Administration from Virtual University in Lahore and graduated in 2014. Since graduation Hamza Abid has been self employed as a real estate developer. He purchases, develops and renovates residential properties. In light of this we believe that his specific experiences, qualifications and skills will enable us to develop our business.

Board Committees

Audit committee

We do not have a separately-designated standing audit committee. The Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions that would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including /fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other board committee performing equivalent functions. Currently, the member of our Board of Directors participates in discussions concerning executive officer compensation and nominations to the Board of Directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and holds office until removed by the Board of Directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officers.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Item 11. Executive Compensation

Summary compensation table

The table below summarizes all compensation awarded to, earned by, or paid to our officer for all the services rendered in all capacities to us for the fiscal periods indicated.

Name and						Non-equity	Nonqualified
principal				Stock	Option	Incentive plan	deferred	All other
position	Year	Salary	Bonus	awards	awards	compensation	compensation	compensation	Total
Hamza Abid	2020	$0	$0	$0	$0	$0	$0	$0	$0

Stock option grants

We have not granted any stock options to our executive officer and director since our inception on December 11, 2018. Upon further development of our business, we will likely grant options to our officers and directors consistent with industry standards.

Employment agreements

The company is not a party to any employment agreement and has no compensation agreement with our officer or director.

Director compensation

The following table sets forth director compensation as of March 31, 2020:

Name	Fees earned paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Hamza Abid	$0	$0	$0	$0	$0	$0	$0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this filing, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 31,000,000 shares of our common stock issued and outstanding as of the date of this filing. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name and address	Number of shares	Percent of common
of beneficial owner	owned beneficially	stock owned
Hamza Abid	29,500,000	95%
	29,500,000	95%

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2020, the Company received $61,657 in additional loans funds from Hamza Abid, President and Chief Executive Officer. As of March 31, 2020 and March 31, 2019, the Company had a loan payable of $63,245 and $1,588, respectively to Hamza Abid, President and Chief Executive Officer. The loan is an oral contract, bears no interest and is payable on demand.

Director Independence

Hamza Abid, a member of our Board of Directors, is not independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

Item 14. Principal Accounting Fees and Services

During fiscal year ended March 31, 2020, we incurred approximately $6,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our March 31, 2019 financial statements and for the reviews of our financial statements for the quarters ended June 30, 2019, September 30, 2019 and December 31, 2019.

Item 15. Exhibits

Exhibits

No.	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14 (a) or 15d-14 (a).
32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14 (b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GHAR INC.

Dated: April 29, 2020	By: /s/ Hamza Abid Hamza Abid Chief Executive Officer, Chief Financial Officer