Form 10-Q
period 2020-06-30
FHT Future Technology Ltd
filed 2020-12-02
CIK 1764443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-230956

FHT FUTURE TECHNOLOGY LTD
(Formerly known as GHAR INC.)
(Exact name of registrant as specified in its charter)

Nevada	35-2649453
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

A1#303, Hang Kong Gudi Plaza, Huli District, Xiamen City, Fujian Province, China	89108
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +86-18350283270

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a Non-accelerated Filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 23, 2020, the issuer had 324,500,000 shares of its common stock issued and outstanding.

2

Part I – Financial Information

Item 1. Financial Statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc)

Balance Sheets

	June 30, 2020	March 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$6	$5,306
Prepaid expenses	-	-

Total current assets	6	5,306

TOTAL ASSETS	$6	$5,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Related party payables	$-	$63,245
Total current liabilities	-	63,245

TOTAL LIABILITIES	-	63,245

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock; $0.001 par value, authorized: 375,000,000 shares. 31,000,000 shares and 31,000,000 shares issued and outstanding as of June 30 and March 31, 2020, respectively	31,000	31,000
Additional paid-in capital	89,445	28,500
Accumulated deficit	(120,439)	(117,439)
Total stockholders’ equity (deficit)	6	(57,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6	$5,306

The accompanying notes are an integral part of these unaudited financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc)

Statement of Operations

(unaudited)

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019

REVENUE	$-	$-
	-	-
OPERATING EXPENSES
General and administrative expense	(3,000)	(3,470)
TOTAL OPERATING EXPENSES	(3,000)	(3,470)

Net Profit/ (loss) from operation	$(3,000)	$(3,470)

Profit/ (Loss) before income tax	(3,000)	(3,470)
Provision for income taxes	-	-

NET INCOME (LOSS)	$(3,000)	$(3,470)

BASIC AND DILUTED NET PROFIT PER COMMON SHARE	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	31,000,000	3,500,000

The accompanying notes are an integral part of these unaudited financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc)

Statements of Stockholders’ Equity

For the three months ended June 30, 2020

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)
Balance – March 31, 2020	31,000,000	$31,000	-	$-	$28,500	$(117,439)	$(57,939)
Forgiveness of related party payable					60,945	-	60,945
Net loss		-		-	-	(3,000)	(3,000)

Balance – June 30, 2020	31,000,000	$31,000	-	$-	$89,445	$(120,439)	$6

Statements of Stockholders’ Equity

For the three months ended June 30, 2019

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)
Balance – March 31, 2019	3,500,000	$3,500	-	$-	$-	$(1,106)	$2,394

Net loss	-	-	-	-	-	(3,470)	(3,470)

Balance – June 30, 2019	3,500,000	$3,500	-	$-	$-	$(4,576)	$(1,076)

The accompanying notes are an integral part of these unaudited financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc)

Statement of Cash Flows

(unaudited)

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit/ (loss)	$(3,000)	(3,470)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	2,750
Net cash used in operating activities	(3,000)	(720)
CASH FLOWS FROM OPERATING ACTIVITIES:
Related party payable	(63,245)	702
Forgiveness of related party payable	60,945	-
Net cash provided by/ (used in) operating activities	(2,300)	702

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,300)	(18)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,306	1,232

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6	1,214

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

The accompanying notes are an integral part of these unaudited financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc)

Notes to Financial Statements

June 30, 2020

(unaudited)

Note 1. Background information

FHT Future Technology Ltd (Formerly Known as Ghar Inc), was incorporated in the State of Nevada on December 11, 2018 and is located at 5348 Vegas Drive Las Vegas, NV, 89108. The company is a development stage company that intends to develop an online marketplace platform for users to buy, sell and rent items and services. To date, the company’s activities have been limited to raising capital, organizational matters and the structuring of its business plan. The company has not generated any revenues since inception.

On June 30, 2020, as a result of a private transaction, 29,500,000 shares of common stock (the “Shares”) of Ghar Inc. (the “Company”), were transferred from Custodian Ventures LLC to Wenjin Li (the “Purchaser”). The consideration paid for the Shares, which represent approximately 95% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $225,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, Custodian Ventures LLC released the Company from all debts owed.

Upon the change of control of the Company and the execution of the resignation by Mr. David Lazar, which occurred on June 30, 2020, the existing director and officer tendered his resignation. Accordingly, David Lazar, serving as the sole director and as the only officer, will cease to be the Company’s President, Chief Executive Officer, Treasurer, Secretary and Director. Also on June 30, 2020, Mr. Wenjin Li consented to act as the new President, CEO, CFO, Treasurer, Secretary and sole director of the Board of Directors of the Company.

On June 30, 2020, the Board of Directors and majority shareholder of the Company approved a name change of the Company from GHAR Inc. to FHT Future Technology Ltd (the “Name Change”).

Note 2. Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2020 the company has not generated any revenues from operations. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

Note 3. Summary of significant accounting policies

The results for the three months ended June 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended March 31, 2020 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2020 and for the related periods presented.

Development Stage Company

The company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The company is devoting substantially all of its efforts to the development of its business plans. The company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915

Basis of Presentation

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

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the company expenses all costs incurred in connection with the start-up and organization of the company.

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

Income Taxes

The company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of June 30, 2020 the company did not have any amounts recorded pertaining to uncertain tax positions.

Note 4. Related Party Payable

In connection with the private transaction, 29,500,000 shares of common stock of the Company, were transferred from Hamza Abid to Custodian Ventures LLC, Hamza Abid released the Company from all debts owed of $60,945 for officer compensation and for various payments made to vendors for various services.

Note 5. Shareholders’ Equity

Authorized Stock

On June 12, 2020, the Company filed a Certificate of Amendment with the Nevada Secretary of State to reflect the foregoing increase in authorized shares of Common Stock to 375,000,000 shares (the “Increase in Authorized”). The Increase in Authorized was effective with the Nevada Secretary of State on June 12, 2020 when the Certificate of Amendment was filed.

Common Share Issuances

As of December 31, 2018, the Company has issued a total of 3,500,000 common shares with par value. On March 5, 2019, the total of 3,500,000 common shares of the company were sold to Hamza Abid at the cash of $3,500. On May 21, 2019, the Company has issued a total of 1,500,000 common shares for the total proceeds of $22,500 to the 30 new shareholders.

On March 3, 2020, there were 26,000,000 shares of common shares of the Company were issued to Hamza Abid at par value and the total outstanding shares has increased to 31,000,000 shares.

On June 30, 2020, as a result of a private transaction, 29,500,000 shares of common stock of the Company were transferred to Wenjin Li. The consideration paid for the Shares, which represent approximately 95% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $225,000.

The source of the cash consideration for the Shares was personal funds of the new director. In connection with the transaction, the former director-Hamza Abid has released the Company from all debts owed of $60,945. Accordingly, the loan released has been classified as additional paid in capital of $60,945 as of June 30, 2020.

As of June 30, 2020, the company has 375,000,000 authorized ordinary shares, and has issued 31,000,000 shares with par value of $0.001.

Note 6. Subsequent events

On September 28, 2020, the board of director of FHT Future Technology Ltd Inc. acquired a 100% interest in FHT Future (HK) Holdings Co., Limited, a Hong Kong holding company. The consideration paid was one hundred Hong Kong dollar to an independent third party, known as Che Kean Tat, who was the sole shareholder of FHT Future (HK) Holdings Co., Limited. The purpose of the acquisition was to enable the company to conduct future computing solution services operations in Hong Kong and China.

On September 28, 2020 FHT Future Technology Limited.’s ultimate wholly owned subsidiary Xiamen Zhenghe Xing Neng Digital Technology Co Limited entered into several Bitcoin mining machine and custodian services Agreement with several independent third parties. As per the terms of the agreement, the subsidiary will provide Bitcoin mining machine and custodian services to several customers. The contract amount is range from RMB 500,000 to RMB 1,500,000 and the services will be provided in October 2020.

On September 30, 2020 FHT Future Technology Limited.’s wholly owned subsidiary Xiamen Zhenghe Xing Neng Digital Technology Co Limited entered into a Digital Analysis Services Agreement with an independent third party, namely Wise & Newlife Pte Ltd. As per the terms of the agreement, the subsidiary will provide digital analysis and technical services via SHA256 to Wise & Newlife Pte Ltd. The contract amount is USD$500,000 and service period is commenced from October 1, 2020 to August 31, 2021.

On October 22, 2020, the Company issued additional 293,500,000 shares of common stock at the price of $0.001 per share to 16 new shareholders in October 2020. As of November 10, 2020, there were 324,500,000 shares of common stock outstanding.

Same as disclosed above, the Board is not aware of any significant event requiring disclose that has occurred after the period and up to the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and related notes thereto included in Part I, Item 1, above. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading “Risk Factors,” below.

Forward Looking Statements

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

On June 30, 2020, our Board of Directors and majority shareholder approved to change the corporate name from GHAR Inc. to FHT Future Technology Ltd (the “Name Change”) and to change the trading symbol from “GHAR” to “FHTF” (the “Symbol Change”). The Name Change and Symbol Change is currently pending approval from Financial Industry Regulatory Authority (“FINRA”).  While the Certificate of Amendment became effective under the Nevada state corporate law on July 1, 2020, the Name Change and Symbol Change will not become effective in the marketplace until FINRA announces an effective date.

Results of Operations for the three Months Ended June 30, 2020 and 2019

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019

REVENUE	$-	$-

General and administrative expense	(3,000)	(3,470)

Net loss from operations	(3,000)	(3,470)
Provision for income taxes	-	-

Net Loss	$(3,000)	$(3,470)

Revenues

We have had no revenue since our inception on December 11, 2018.

Operating Expenses

There was operating expenses of $3,000 for the three months ended June 30, 2020, the decrease is mainly due only the audit fee and bank charges were incurred during the period.

Net Loss

As a result of the factors described above, there is operating loss of $3,000 for three months ended June 30, 2020.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $120,439 at June 30, 2020. This raises substantial doubt about the Company’s ability to continue as a going concern.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

As of June 30, 2020, we had cash on hand of $6. The decrease is mainly due to the payment of professional fee and repayment of director's loan.

Operating activities

Our net cash used in operating activities is $3,000 during the period, which was mainly due to the payment of professional fee.

Financing activities

Cash used in financing activities was increased to $2,300 during the period, which was mainly due to the repayment of director's loan the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2020.

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

Changes in Internal Controls

No change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

FHT FUTURE TECHNOLOGY LTD

Dated: December 2, 2020	By:	/s/ Wenji Li
Wenji Li
Chief Executive Officer and,
Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

