Form 10-Q
period 2020-09-30
FHT Future Technology Ltd
filed 2020-12-16
CIK 1764443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 14, 2020, the issuer had 324,500,000 shares of its common stock issued and outstanding.

2

Part I - Financial Information

Item 1. Financial Statements

3

FHT Future Technology Ltd

(Formerly Known as Ghar Inc)

Condensed Consolidated Balance Sheets

	September 30, 2020	March 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$399	$5,306
Prepaid expenses	544,390	-
Other receivables	303	-
Total current assets	545,092	5,306

NON-CURRENT ASSET
Property and equipment, net	2,307	-
Total non-current asset	2,307	-

TOTAL ASSETS	$547,399	$5,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued expenses	$40,849	$-
Related party payables	1,193	-
Customer deposits	246,051	-
Due to related party	-	63,245
Total current liabilities	288,093	63,245

TOTAL LIABILITIES	288,093	63,245

STOCKHOLDERS’ DEFICIT
Common stock; $0.001 par value, authorized: 375,000,000 shares. 31,000,000 shares and 31,000,000 shares issued and outstanding, respectively
Issued and outstanding as of September 30, 2020 and March 31, 2020 respectively	31,000	31,000
Additional paid-in capital	89,445	28,500
Share to be issued	296,245	-
Accumulated other comprehensive loss	(95)	-
Accumulated deficit	(157,289)	(117,439)
Total stockholders’ equity (deficit)	259,306	(57,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$547,399	$5,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc)

Condensed Consolidated Statement of Operations

(unaudited)

	For the Three months ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Six Months Ended September 30, 2020	For the Six Months Ended September 30, 2019

REVENUE	$-	-	-	-

OPERATING EXPENSES
General and administrative expense	36,850	31,611	39,850	35,081
TOTAL OPERATING EXPENSES	36,850	31,611	39,850	35,081

Net loss from operation	(36,850)	31,611	(39,850)	(35,081)

Loss before income tax	(36,850)	(31,611)	(39,850)	(35,081)
Provision for income taxes			-

NET INCOME (LOSS)	(36,850)	(31,611)	(39,850)	(35,081)
Foreign currency translation adjustment	(95)	-	(95)	-
Total comprehensive Income (Loss)	(36,945)	(31,611)	(39,945)	-

BASIC AND DILUTED NET LOSS PER COMMON SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	31,000,000	4,396,164	31,000,000	3,926,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc)

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Period Ended September 30, 2020 and 2019

Six months period ended September 30, 2020 and 2019

(unaudited)

	Common Stock		Share to be issued Common	Additional Paid- In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	stock	Capital	Loss	Deficit	Deficit
Balance - March 31, 2020	31,000,000	$31,000	$-	$28,500		$(117,439)	$(57,939)
Forgiveness of related party payable				60,945			60,945
Share to be issued			296,245	-		-	296,245
Foreign currency translation adjustment	-	-	-	-	(95)	-	(95)
Net loss	−	-	-	-		(39,850)	(39,850)

Balance - September 30, 2020	31,000,000	$31,000	$296,245	$89,445	$(95)	$(157,289)	$259,306

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance – March 31, 2019	3,500,000	$3,500	-	$-	$-	$(1,106)	$2,394

Net loss	-	-	-	-	-	(3,470)	(3,470)

Balance – June 30, 2019	3,500,000	3,500	-	-	-	(4,576)	(1,076)

Issuance of shares	1,500,000	1,500	-	-	28,500	-	30,000

Net loss	-	-	-	-	-	(31,611)	(31,611)

Balance – September 30, 2019	5,000,000	$5,000	-	$-	$28,500	$(36,187)	$(2,687)

Three months period ended September 30, 2020 and 2019

(unaudited)

	Common Stock		Share to be issued Common	Additional Paid- In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	stock	Capital	Loss	Deficit	Deficit
Balance - June 30, 2020	31,000,000	$31,000	$-	$89,445		$(120,439)	$6
Share to be issued	-	-	296,245	-		-	296,245
Foreign currency translation adjustment	-	-	-	-	(95)		(95)
Net loss	−	-	-	-		(36,850)	(36,850)

Balance - September 30, 2020	31,000,000	$31,000	$296,245	$89,445	$(95)	$(157,289)	$259,306

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance – June 30, 2019	3,500,000	$3,500	-	$-	$-	$(4,576)	$(1,076)

Issuance of shares	1,500,000	1,500	-	-	28,500	-	30,000

Net loss	-	-	-	-	-	(31,611)	(31,611)

Balance – September 30, 2019	5,000,000	$5,000	-	$-	$28,500	$(36,187)	$(2,687)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc)

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the Six Months Ended September 30, 2020	For the Six Months Ended September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,850)	(35,081)

Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of related party payable	60,945	-
	-	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(543,127)	-
Increase in other receivables	(45)	-
Increase in accrued liabilities	40,743	2,750
Increase in customer deposits	245,366	-
Net cash used in operating activities	(235,968)	(32,331)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property and equipment	(2,300)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	30,000
Proceeds from shares to be issued	296,245
Advance from related party	1,193	575
Repayment to related party	(63,245)	-

Net cash provided by financing activities	234,193	30,575

Effect of exchange rate changes on cash	(832)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,907)	1,794

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,306	1,232

CASH AND CASH EQUIVALENTS - END OF PERIOD	$399	$3,008

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc)

Notes to Financial Statements

September 30, 2020

(unaudited)

Note 1. Background information

FHT Future Technology Ltd (Formerly Known as Ghar Inc), was incorporated in the State of Nevada on December 11, 2018 and is located at 5348 Vegas Drive Las Vegas, NV, 89108. The company is in business of providing 95-110T Bitcoin mining machine, offering after-sales technical services and custodian services for bitcoin machines and its products. In addition, the company is also providing digital analysis and technical services via SHA256 techniques to customers. The Board believes that the Digital Analysis Service will provide the Group with the opportunity to leverage on its extensive experience in China Digital business. The Board also believes that it could expand the Group’s business scope, broaden income sources and enhance its financial performance, as well as in the interests of the Company and its shareholders.

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

On September 28, 2020, the board of director of FHT Future Technology Ltd Inc. acquired a 100% interest in FHT Future (HK) Holdings Co., Limited, a Hong Kong holding company and together with its wholly owned PRC subsidiary, Xiamen ZhengheXingneng Digital Technology Co Ltd (“Zhenghe Technology”) . The consideration paid was one hundred Hong Kong dollar to an independent third party. The purpose of the acquisition was to enable the company to conduct future computing solution services operations in Hong Kong and China. As of September 30, 2020, The company has commenced in the business of providing 95-110T Bitcoin mining machine, offering after-sales technical services and custodian services for bitcoin machines. In addition, the company is also providing digital analysis and technical services via SHA256 techniques to customers. The Board believes that the Digital Analysis Service will provide the Group with the opportunity to leverage on its extensive experience in China Digital business. As of September, 30, 2020, the Company is no longer considered a “shell company” as defined in Rule 12b-2 under the Exchange Act.

Note 2. Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2020 the company has not generated any revenues from operations. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

Note 3. Summary of significant accounting policies

The results for the six months ended September 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2020 and for the related periods presented.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements of the Company as of and for the six months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of September 30, 2020, the results of its operations for the six months ended September 30, 2020 and 2019, and its cash flows for the six months ended September 30, 2020 and 2019. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of March 31, 2020 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended March 31, 2020.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended March 31, 2020.

As of September 30, 2020, the details of the consolidating subsidiaries are as follows:

	Place of	Attributable
Name of Company	incorporation	equity interest %
FHT Future (HK) Holdings Co., Limited (“FHTHK”)	Hong Kong	100%

Xiamen Zhenghe Xing Neng Digital Technology Co., Ltd. (“Zhenghe Technology”)	P.R.C.	100%

Nature of Operations

FHT Future Technology Ltd. (the “Company” or or “We’ or “Us”) is a Nevada corporation incorporated on December 11, 2018. The Company is an investment holding company that formed as a Nevada corporation to use as a vehicle for raising equity outside the US.

As of September 30, 2020, the nature operation of its subsidiaries are as follows:

	Place of	Nature of
Name of Company	incorporation	operation
FHT Future (HK) Holdings Co., Limited (“FHTHK”)	Hong Kong	Investment holding company

Xiamen Zhenghe Xing Neng Digital Technology Co., Ltd. (“Zhenghe Technology”)	P.R.C.	Providing of Bitcoin machine services, offering after-sales technical services and custodian services and digital analysis and technical services

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

Cash

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC.

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

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

Foreign currency translation and transactions

For the period ended September 30, 2020, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss.

	As of
	September 30, 2020	December 31, 2019

RMB: US$ exchange rate	6.79	7.00

	Nine months ended September 30,
	2020	2019

RMB: US$ exchange rate	6.81	7.05

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

The balance sheet amounts, with the exception of equity, September 30, 2020 and December 31, 2019 were translated at 6.79 RMB and 7.00 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the period ended September 30, 2020 and year ended December 31, 2019 were 6.81 RMB and 7.05 RMB to $1.00, respectively. Cash flows were also translated at average translation rates for the periods and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Income Taxes

The company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2020 the company did not have any amounts recorded pertaining to uncertain tax positions.

Note 4. Prepaid expenses

As of September 30, 2020, prepaid expenses consist of the following:

	September 30, 2020	March 31, 2020
Bitcoin machines suppliers	$529,665	-
Advertisement and promotion expenses	14,725	-
	$544,390	-

Prepayment of bitcoin machines is related to the advance payments to suppliers in relation to the partial payment of bitcoin machines purchased from suppliers, the full purchase amount shall be payable to suppliers within 6 months from the date of Agreement.

Note 5. Accrued expenses

As of September 30, 2020, accrued expenses consist of the following:

	September 30, 2020	March 31, 2020
Accrued tax expenses	$27,494	-
Accrued audit fee	3,000	-
Accrued staff payroll	10,355	-
	$40,849	-

The Group’s PRC subsidiary is subject to the VAT tax rate of 13% of bitcoin machines’ advance payments from the customers.

Note 6. Customer Deposits

As of September 30, 2020, the customer deposits of $246,051 is related to the deposits from customers in relation to the selling of bitcoin machines to customers. The Company shall provide the bitcoin machines to customers in several batches within one year from the date of Agreement.

Note 7. Shareholders’ Equity

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

As of September 30, 2020, the company has 375,000,000 authorized ordinary shares, and has issued 31,000,000 shares with par value of $0.001.

Note 8. Share to be issued, common stock

During the three months ended September 30, 2020, the Company entered into multiple stock purchase agreements to sell 287,500,000 shares of common stock to 15 shareholders in total cash of $296,245 as of September 30, 2020. All the shares were issued in subsequent at October 22, 2020.

Note 9. Subsequent events

On October 22, 2020, the Company issued additional 293,500,000 shares of common stock at the price of $0.001 per share to 16 new shareholders in October 2020. As of December 15, 2020, there were 324,500,000 shares of common stock outstanding.

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

Plan of Operations

The company is currently in the business of providing 95-110T Bitcoin mining machine, offering after-sales technical services and custodian services for bitcoin machines and its products. In addition, the company is also providing digital analysis and technical services via SHA256 techniques to customers. The Board believes that the Digital Analysis Service will provide the Group with the opportunity to leverage on its extensive experience in China Digital business. The Board also believes that it could expand the Group’s business scope, broaden income sources and enhance its financial performance, as well as in the interests of the Company and its shareholders.

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

Results of Operations for the Six Months Ended September 30, 2020

	2020	2019
Revenue	$-	-
General and Administrative Expense	(39,850)	(35,081)
Profit/ (Loss) from Operations	(39,850)	(35,081)
Other revenue	-	-
Net Profit/ (Loss) before income tax	$(39,850)	(35,081)

Revenues

We have had no revenue since our inception on December 11, 2018.

General and administrative expenses

There was operating expenses of $39,850 for the six months ended September 30, 2020, the increase is mainly due to more operating cost of staff payroll, company set up expenses, consulting fee and advertisement fees were incurred in the new business operation in PRC during the period as compared with the only former director’s salary of $35,081 were incurred in previous period.

Net Loss

There is operating loss of $39,850 for six months ended September 30, 2020, the increase in operating loss is mainly due to more operating cost of staff payroll, company set up expenses, consulting fee and advertisement fees were incurred in the new business operation in PRC during the period as compared with the only former director’s salary of $35,081 were incurred in previous period.

Results of Operations for the Three Months Ended September 30, 2020

	2020	2019
Revenue	$-	-
General and Administrative Expense	(36,850)	(31,611)
Profit/ (Loss) from Operations	(36,850)	(31,611)
Other revenue	-	-
Net Profit/ (Loss) before income tax	$(36,850)	(31,611)

Revenues

We have had no revenue since our inception on December 11, 2018.

General and administrative expenses

There was operating expenses of $36,850 for the three months ended September 30, 2020, the increase is mainly due to more operating cost of staff payroll, company set up expenses, consulting fee and advertisement fees were incurred in the new business operation in PRC during the period as compared with the only former director’s salary of $31,611 were incurred in previous period.

Net Loss

There is operating loss of $36,850 for three months ended September 30, 2020, the increase is mainly due to more operating cost of staff payroll, company set up expenses, consulting fee and advertisement fees were incurred in the new business operation in PRC during the period as compared with the only former director’s salary of $31,611 were incurred in previous period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $157,289 at September 30, 2020. This raises substantial doubt about the Company’s ability to continue as a going concern.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

As of September 30, 2020, we had cash on hand of $399. The decrease is mainly due to the payment of PRC company operation costs, professional fee and repayment of director’s loan.

Operating activities

Our net cash used in operating activities is $235,969 during the period, the increase is mainly due to the several prepayment of bitcoin machines during the period as compare with no such prepayments in prior period.

Financing activities

Cash used in financing activities was increased to $234,193 during the period, the increase in net cash used in financing activities is mainly due to the cash receipts of the new shares to be issued from the 16 new shareholders during the period as compare with no new shares to be issued in prior period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2020.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II - Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

Change in Shell Company Status

On September 30, 2020, FHT Future Technology Limited’s wholly owned subsidiary Xiamen Zhenghe Xing Neng Digital Technology Co Limited (“Zhenghe Technology”) entered into a Digital Analysis Services Agreement with an independent third party, namely Wise & Newlife Pte Ltd.

As per the terms of the agreement, the subsidiary will provide digital analysis and technical services via SHA256 to Wise & Newlife Pte Ltd. The contract amount is USD$500,000 and service period is from September 30, 2020 to August 31, 2021.

The Board believes that the Digital Analysis Service Agreement will provide the Group with the opportunity to leverage on its extensive experience in China Digital business. The Board also believes that it could expand the Group’s business scope, broaden income sources and enhance its financial performance, as well as in the interests of the Company and its shareholders.

Through Zhenghe Technology, the Company is focusing on the development and sales of digital currency payment systems, digital currency software and hardware wallets, digital currency mobile phones, digital currency sales systems and other digital currency payment application software and hardware.

Through self-built mining pool software, Zhenghe Technology purchases mining machines from well-known bitcoin mining machine brand companies Bitmain, Bit Micro, and Insina Technology, and stores them in Sichuan and Xinjiang, China for bitcoin mining.

Through self-developed blockchain technology, Zhenghe Technology has developed a decentralized F public chain to meet the needs of high-frequency, fast receipt, and low fee payment scenarios, and realize cross-chain digital assets. Zhenghe Digital Payment System provides efficient, safe and low-cost solutions for global cross-border and cross-currency transaction settlement.

As of September 30, 2020, the Company is no longer considered a “shell company” as defined in Rule 12b-2 under the Exchange Act.

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

FHT FUTURE TECHNOLOGY LTD

Dated: December 16, 2020	By:	/s/ Wenji Li
Wenji Li
Chief Executive Officer and
Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)

