Form 10-Q/A
period 2020-09-30
FHT Future Technology Ltd
filed 2021-06-11
CIK 1764443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 16, 2020, the issuer had 324,500,000 shares of its common stock issued and outstanding.

Explanatory Note

We are filing this Amendment No.1 on Form 10-Q (“Amended Report”) to amend our Quarterly Report for the six months ended September 30, 2020, originally filed with the Securities and Exchange Commission on December 16, 2020 (the “Original Report”), to amend our consolidated financial statements.

This Amended Report has not been updated for events occurring after the filing of the Original Report nor does it change any other disclosures contained in the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated December 16, 2020 10-Q as of the filing date of this Form 10-Q/A.

Amendment and Restatement Background

In the course of its financial statements closing process subsequent to the period ended December 31, 2020, the CEO and CFO (the “Management”) of FHT Future Technology Ltd (the “Company”), determined that the Company’s quarterly financial statements for the period ended September 30, 2020, could no longer be relied upon. Management discovered that the financial statements did not consolidate its subsidiaries into the financial statements upon closing of the Company’s reorganization on September 28, 2020 and as a result, led to (i) understatement of certain assets and liabilities (ii) understatement of administrative expenses, (iii) understatement of equity, and (iv) understatement of foreign currency translation adjustment during the period ended September 30, 2020.

The Company has evaluated that the changes described above will result in increase in cash and cash equivalents of $10,000, decrease in prepaid expenses of $529,376, decrease in other receivables of $32, increase in inventories of $2,238,149, increase in accounts payable of $1,708,736, decrease in accrued expenses of $28,264, increase in deferred revenues of $34,914, increase in common stock of $287,400, decrease in share to be issued of $296,245, increase in accumulated other comprehensive income of $8,388 and decrease in accumulated deficit of $3,812 between the Original Report and the Amended Report regarding financial position as of September 30, 2020, and decrease in general and administrative expenses of $3,812 and increase in other comprehensive income of $8,388 for the three and six months ended September 30, 2020.

Because these revisions are treated as corrections of errors to our previously filed financial results, the revisions are considered to be an “amendment” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in the financial statements on Form 10-Q/A has been identified as “restated”.

In connection with its restatement, the Company identified and reported to the Company’s Board of Directors findings on material weaknesses. Please see “Part 1 Item 4, Controls and Procedures” for a description of these matters.

3

Part I - Financial Information

Item 1. Financial Statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc.)

Consolidated Balance Sheets

	September 30, 2020	March 31, 2020
	(Unaudited and restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,399	$5,306
Prepaid expenses	15,014	-
Inventories	2,238,149	-
Other receivables	271	-
Total current assets	2,263,833	5,306

NON-CURRENT ASSETS
Property and equipment, net	2,307	-
Total non-current assets	2,307	-

TOTAL ASSETS	$2,266,140	$5,306

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Account payables	$1,708,736	$-
Accrued expenses	12,585	-
Due to related parties	1,193	63,245
Deferred revenues	280,965	-

Total current liabilities	2,003,479	63,245

TOTAL LIABILITIES	2,003,479	63,245

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: $0.001 par value, authorized: 375,000,000 shares. 318,400,000 and 31,000,000 shares issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	318,400	31,000
Additional paid-in capital	89,445	28,500
Accumulated deficit	(153,477)	(117,439)
Accumulated other comprehensive income	8,293	-
Total stockholders’ equity (deficit)	262,661	(57,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,266,140	$5,306

The accompanying notes are an integral part of these unaudited financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc.)

Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Six Months Ended September 30, 2020	For the Six Months Ended September 30, 2019
	(Restated)		(Restated)
Operating expenses
General and administrative expense	$33,038	$31,611	$36,038	$35,081
Total operating expenses	33,038	31,611	36,038	35,081

Loss from operations	(33,038)	(31,611)	(36,038)	(35,081)

Loss before provision for income taxes	(33,038)	(31,611)	(36,038)	(35,081)
Income tax provision	-	-	-	-

Net loss	$(33,038)	$(31,611)	$(36,038)	$(35,081)

Comprehensive income
Net loss	$(33,038)	$(31,611)	$(36,038)	$(35,081)
Other comprehensive income
Foreign currency translation adjustment	8,293	-	8,293	-

Total comprehensive loss	$(24,745)	$(31,611)	$(27,745)	$(35,081)

Loss per common stock, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average shares outstanding, basic and diluted	72,189,350	31,000,000	51,707,214	31,000,000

The accompanying notes are an integral part of these unaudited financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc.)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other comprehensive	Total Stockholders' Equity
	Shares	Par Value	Capital	Deficit	income/ (loss)	(Deficit)
Balance - March 31, 2019	3,500,000	$3,500	$-	$(1,106)	$-	$2,394
Net loss	-	-	-	(3,470)	-	(3,470)
Balance - June 30, 2019	3,500,000	$3,500	$-	$(4,576)	$-	$(1,076)
Issuance of shares	1,500,000	1,500	28,500	-	-	30,000
Net loss	-	-	-	(31,611)	-	(31,611)
Balance - September 30, 2019	5,000,000	$5,000	$28,500	$(36,187)	$-	$(2,687)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other comprehensive	Total Stockholders’ Equity
	Shares	Par Value	Capital	Deficit	income/ (loss)	(Deficit)
Balance - March 31, 2020	31,000,000	$31,000	$28,500	$(117,439)	$-	$(57,939)
Related party payable forgiveness	-	-	60,945	-	-	60,945
Net loss	-	-	-	(3,000)	-	(3,000)
Balance - June 30, 2020	31,000,000	$31,000	$89,445	$(120,439)	$-	$6
Issuance of shares	287,400,000	287,400	-	-	-	287,400
Net loss	-	-	-	(33,038)	-	(33,038)
Foreign currency translation adjustment	-	-	-	-	8,293	8,293
Balance - September 30, 2020 (Restated)	318,400,000	$318,400	$89,445	$(153,477)	$8,293	$262,661

The accompanying notes are an integral part of these unaudited financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc.)

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended September 30, 2020	For the Six Months Ended September 30, 2019
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,038)	$(35,081)

Changes in operating assets and liabilities:
Prepaid expenses	(14,733)	2,750
Inventories	(2,196,302)
Other receivables	(266)	-
Account payables	1,676,787	-
Accrued expenses	12,406	-
Deferred revenues	275,899	-
Net cash used in operating activities	(282,247)	(32,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,264)	-
Net cash used in investing activities:	(2,264)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	287,400	30,000
Advance from related party	1,193	4,107
Repayment to related party	(2,300)	-
Net cash provided by financing activities	286,293	34,107

EFFECT OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	3,311	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,093	1,776

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,306	1,232

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,399	$3,008

NON-CASH INVESTING AND FINANCING TRANSACTION
Forgiveness of related party payable	$60,945	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc.)

Notes to Consolidated Financial Statements

September 30, 2020

(unaudited)

NOTE 1. BACKGROUND INFORMATION

Ghar Inc. (“GHAR”) was incorporated in the State of Nevada on December 11, 2018 and is located at 5348 Vegas Drive Las Vegas, NV, 89108.

On May 28, 2020, as a result of a private transaction, 29,500,000 shares of common stock of GHAR, were transferred from Hamza Abid to Custodian Ventures LLC. The consideration paid for the Shares, which represent approximately 95% of the issued and outstanding share capital of GHAR on a fully-diluted basis, was $45,000. In connection with the transaction, Hamza Abid released the Company from all debts owed and ceased to serve as GHAR’s President, Chief Executive Officer, Treasurer, Secretary and Director, and David Lazar consented to act as the new President, CEO, CFO, Treasurer, Secretary and sole director of the Board of Directors of GHAR effective June 1, 2020.

On June 30, 2020, as a result of a private transaction, 29,500,000 shares of common stock of GHAR were transferred from Custodian Ventures LLC to Wenjin Li. The consideration paid for the Shares, which represents approximately 95% of the issued and outstanding share capital of GHAR on a fully diluted basis, was $225,000. In connection with the transaction, Custodian Ventures LLC released GHAR from all debts owed and David Lazar ceased to serve as GHAR’s President, Chief Executive Officer, Treasurer, Secretary and Director. Wenjin Li consented to act as the new President, CEO, CFO, Treasurer, Secretary and sole director of the Board of Directors of GHAR. In addition, the Board of Directors and majority shareholder of GHAR approved a name change of GHAR from Ghar Inc. to FHT Future Technology Ltd (“FHTF”), the name change became effective in July 2020.

Reorganization

On June 8, 2020, FHT Future Technology Pte Ltd (“FHT Singapore”) was incorporated by Mr. Wenjin Li in anticipation to conduct business in Singapore. On June 12, 2020, FHT Future (HK) Holdings Co., Ltd (“FHT HK”) was incorporated by a contracted independent party on behalf of FHTF solely for the purpose of being acquired by FHTF. Subsequently, FHT HK established a new PRC subsidiary, Xiamen Zhenghe Xin Neng Digital Technology Co Ltd (“Zhenghe Technology”) on July 6, 2020.

On July 23, 2020, FHTF acquired 100% ownership interest in FHT Singapore at the consideration of one Singapore Dollar from Wenjin Li. On September 28, 2020, FHTF completed its acquisition of FHT HK together with its wholly owned PRC subsidiary, at the consideration of one hundred Hong Kong dollar respectively from the contracted independent party (the “Reorganization”).

Immediately before and after the Reorganization, the stockholders of FHTF effectively controlled FHTF, FHT Singapore and FHT HK, together with its wholly owned PRC subsidiary (collectively, the “Company”). Therefore, for accounting purpose, the Reorganization is accounted for as a transaction of entities under common control. Accordingly, the accompanying consolidated financial statements have been prepared as if the current corporate structure had been in existence throughout the periods presented.

The Company anticipates to conduct business of selling cryptocurrencies mining machine and providing technical services through its subsidiaries.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six months ended September 30, 2020, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended March 31, 2020, included in our Form 10-K.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2020, the Company has not generated any revenues from operations. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with additional funding from other traditional financing sources, such as term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

The consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company accounts and transactions have been eliminated.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The fair value measurements of financial assets and financial liabilities and for of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial instruments included in current assets and current liabilities except for due to related parties are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include going concern and write-down in value of inventory.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollar (“$”), which is the reporting currency of the Company. The functional currency of FHTF is United States dollar. The functional currency of FHT Singapore is Singapore dollar (“S$”), the functional currency of FHT HK is Hong Kong Dollar (“HK$) and the functional currency of the Company’s subsidiary located in the PRC is Renminbi (“RMB”). Given the exchange rate of the Hong Kong dollar to the U.S. dollar has remained close to the current pegged rate of HKD7.80=$1.00 since 1983, management does not expect significant foreign exchange gains or losses between the two currencies, therefore the Company chose to use simple translation method to translate all assets and liabilities, revenue and expenses and equity at the exchange rate of 7.80. For the subsidiaries whose functional currencies are RMB and S$, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Inventories

Inventories, consisting mainly of mining machines, accounted for using the weighted average method, are valued at the lower of cost and market value.

As of September 30, 2020, substantially all of the Company’s inventories were purchased from a single vendor.

Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker has been identified as the chief executive officer of the Company who reviews financial information of separate operating segments based on GAAP. The chief operating decision maker now reviews results analyzed by customer. The Company has determined that it has only one operating segment.

Loss per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses”. The standard, including subsequently issued amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02, collectively with ASU 2016-13, “ASC Topic 326”), requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU, as amended by ASU 2019-10, is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and requires the modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the potential impacts of ASC Topic 326 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update eliminates, modifies, and adds certain disclosure requirements for fair value measurements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on April 1, 2020 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax), which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal years beginning after December 15, 2020 and will be applied either retrospectively or prospectively based upon the applicable amendments. Early adoption is permitted. The Company is currently evaluating the potential impacts of ASU 2019-12 on its consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4. INVENTORIES

As of September 30, 2020 and March 31, 2020, inventories consist of the following:

	September 30, 2020	March 31, 2020
	(Restated)
Mining machines	$2,238,149	$-
Total	$2,238,149	$-

NOTE 5. SHAREHOLDERS’ EQUITY (DEFICIT)

Authorized Stock

In June 2020, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized shares of common stock to 375,000,000 shares. The increase in authorized shares was effective with the Nevada Secretary of State in June 2020.

Common Share Issuances

Since inception December 11, 2018 the Company has issued a total of 31,000,000 common shares for total proceeds of $59,500. Shares issued and outstanding as of March 31, 2020 are 31,000,000.

In September 2020, the Company entered into share purchase agreements with investors to issue a total of 293,500,000 shares of common stock for an aggregate proceed of $293,500. As of September 30, 2020, the Company has received the proceeds of $287,400 to purchase 287,400,000 shares of common stock and included the corresponding shares in its consolidated balance sheet as if these shares were issued and outstanding on payment date as the Company has received the proceeds and the subscribers already obtained title to those shares. The Company registered the 287,400,000 shares and issued the remaining 6,100,000 shares in October 2020.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2020 and March 31, 2020, the Company’s related party relationships and balances are as follows:

Name of the related parties	Nature of relationship
Wenjin Li	CEO of the Company
Hamza Abid	Former president of the Company
Ants Investment Management Pte Ltd.	Controlled by the CEO of the Company
Greating Future Info & Tech Co. Ltd.	Significant owner of the Company
X Capital Investment Pte Ltd.	Significant owner of the Company

Amount due to related parties:

	As of September 30, 2020	As of March 31,
	(Restated)	2020

Wenjin Li	$1,193	$-
Hamza Abid	-	63,245
Total	$1,193	$63,245

Balance due to related parties primarily represents amount advanced from related parties. These advances are unsecured, interest-free and due on demand. During the six months ended September 30, 2020, The Company repaid $2,300 to Hamza Abid, and Hamza Abid forgave the remaining balance of $60,945 as a result of change in control. See Note 1. The amount forgiven was recorded as an equity transaction.

During the period ended September 30, 2020, the Company signed share purchase agreements with companies to issue shares for cash. The Company received share purchase proceeds as of September 30, 2020 and the shares were issued subsequently. The title of such shares is granted to the parties upon receipt of proceeds. See Note 5.

The following table presents the information regarding the information of share subscription during the period ended September 30, 2020:

	Number of shares	Amount
Ants Investment Management Pte Ltd.	130,489,600	$130,490
Greating Future Info & Tech Co. Ltd.	75,000,000	$75,000
X Capital Investment Pte Ltd.	42,000,000	$42,000

NOTE 7 - RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The combined impact of all adjustments to the applicable line items in the unaudited consolidated financial statements for the period covered by this Form 10-Q/A is provided in the table below.

Consolidated Balance Sheet:

In the following table, the “As Originally Filed” column corresponds to Form 10-Q as of period ended September 30, 2020 filed by the Company on December 16, 2020.

	As Originally Filed	Effect of Restatement	Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$399	$10,000	$10,399
Prepaid expenses	544,390	(529,376)	15,014
Inventories	-	2,238,149	2,238,149
Other receivables	303	(32)	271
Total current assets	545,092	1,718,741	2,263,833

NON-CURRENT ASSETS
Property and equipment, net	2,307	-	2,307
Total non-current assets	2,307	-	2,307

TOTAL ASSETS	$547,399	$1,718,741	$2,266,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$-	$1,708,736	$1,708,736
Accrued expenses	40,849	(28,264)	12,585
Due to related parties	1,193	-	1,193
Deferred revenues	246,051	34,914	280,965

Total current liabilities	288,093	1,715,386	2,003,479

TOTAL LIABILITIES	288,093	1,715,386	2,003,479

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value, authorized: 375,000,000 shares. 318,400,000 and 31,000,000 shares issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	31,000	287,400	318,400
Additional paid-in-capital	89,445	-	89,445
Share to be issued	296,245	(296,245)	-
Accumulated deficit	(157,289)	3,812	(153,477)
Accumulated other comprehensive income	(95)	8,388	8,293
Total stockholders’ equity	259,306	3,355	262,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$547,399	$1,718,741	$2,266,140

Consolidated Statement of Operations and Comprehensive Income (Unaudited):

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended September 30, 2020 filed by the Company on December 16, 2020.

	As Originally Filed	Effect of Restatement	Restated

Operating expenses
General and administrative expenses	$36,850	$(3,812)	$33,038
Total operating expenses	36,850	(3,812)	33,038

Loss from operations	(36,850)	3,812	(33,038)

Loss before provision for income taxes	(36,850)	3,812	(33,038)
Income tax provision	-	-	-

Net loss	$(36,850)	$3,812	$(33,038)

Comprehensive income
Net loss	$(36,850)	$3,812	$(33,038)
Other comprehensive income
Foreign currency translation adjustment	(95)	8,388	8,293

Total comprehensive loss	$(36,945)	$12,200	$(24,745)

Loss per common stock, basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted-average shares outstanding, basic and diluted	31,000,000	41,189,350	72,189,350

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the six months ended September 30, 2020 filed by the Company on December 16, 2020.

	As Originally Filed	Effect of Restatement	Restated

Operating expenses
General and administrative expenses	$39,850	$(3,812)	$36,038
Total operating expenses	39,850	(3,812)	36,038

Loss from operations	(39,850)	3,812	(36,038)

Loss before provision for income taxes	(39,850)	3,812	(36,038)
Income tax provision	-	-	-

Net loss	$(39,850)	$3,812	$(36,038)

Comprehensive income
Net loss	$(39,850)	$3,812	$(36,038)
Other comprehensive income
Foreign currency translation adjustment	(95)	8,388	8,293

Total comprehensive loss	$(39,945)	$12,200	$(24,745)

Loss per common stock, basic and diluted	$(0.00)	$-	$(0.00)

Weighted-average shares outstanding, basic and diluted	31,000,000	20,707,214	51,707,214

Consolidated Statement of Cash Flows (unaudited):

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the six months ended September 30, 2020 filed by the Company on December 16, 2020.

	As Originally Filed	Effect of Restatement	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,850)	$3,812	$(36,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of related party payable	60,945	(60,945)	-
Changes in operating assets and liabilities:
Prepaid expenses	(543,127)	528,394	(14,733)
Inventories	-	(2,196,302)	(2,196,302)
Other receivables	(45)	(221)	(266)
Account payables	-	1,676,787	1,676,787
Accrued expenses	40,743	(28,337)	12,406
Deferred revenues	245,366	30,533	275,899
Net cash used in operating activities	(235,968)	(46,279)	(282,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,300)	36	(2,264)
Net cash used in investing activities:	(2,300)	36	(2,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares to be issued	296,245	(296,245)	-
Proceeds from sales of stock	-	287,400	287,400
Advance from related party	1,193	-	1,193
Repayment to related party	(63,245)	60,945	(2,300)
Net cash provided by financing activities	234,193	52,100	286,293

EFFECT OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	(832)	4,143	3,311

NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,907)	10,000	5,093

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,306	-	5,306

CASH AND CASH EQUIVALENTS - END OF PERIOD	$399	$10,000	$10,399

NON-CASH INVESTING AND FINANCING TRANSACTION
Forgiveness of related party payable	$-	$60,945	$60,945

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Plan of Operations

The Company anticipates to conduct businesses in cryptocurrencies mining, selling of cryptocurrencies mining machine and providing technical services through its subsidiaries. However, the Company has not commenced any operation as of September 30, 2020.

Results of Operations for the three and six Months Ended September 30, 2020

Operating Expenses

We recorded operating expenses of $33,038 for the three months ended September 30, 2020 as opposed to $31,611 for the three months ended September 30, 2019. The increase is mainly due to the expenses incurred for PRC operation expenses, which was amounted to approximately of $31,000 during the period.

We recorded operating expenses of $36,038 for the six months ended September 30, 2020 as opposed to $35,081 for the six months ended September 30, 2019. The increase is mainly due to the expenses incurred for PRC operation expenses, which was amounted to approximately of $31,000 during the period.

Net Loss

We recorded net loss of $33,038 for the three months ended September 30, 2020 as opposed to $31,611 for the three months ended September 30, 2019. The increase is mainly due to the expenses incurred for PRC operation expenses during the period.

We recorded net loss of $36,038 for the six months ended September 30, 2020 as opposed to $35,081 for the six months ended September 30, 2019. The increase is mainly due to the expenses incurred for PRC operation expenses during the period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $153,477 at September 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and the material weaknesses disclosed in the Form 10-K report filed on April 29, 2020, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2020.

In addition to the material weakness previously identified, Management further identified deficiencies in the lack of sufficient accounting and finance personnel with appropriate understanding of U.S. GAAP and SEC reporting requirement and well-established procedures to identify, approve and report related party transactions. These deficiencies resulted in the failure to properly record and present certain amounts and balances which caused the restatement of the financial statements for the three and six months ended September 30, 2020 and constitute material weaknesses in the Company’s internal controls over financial reporting.

The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statements preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses identified in connection with the restatement discussed above, there have been no changes in our internal controls over financial reporting that have occurred for the three months ending September 30, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

FHT Future Technology Ltd

Date: June 10, 2021	By:	/s/ Wenjin Li
Wenjin Li
Chief Executive Officer,
Chief Financial Officer

