Form 10-Q
period 2020-12-31
FHT Future Technology Ltd
filed 2021-07-22
CIK 1764443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 21, 2021, the issuer had 324,500,000 shares of its common stock issued and outstanding.

 FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Report”), financial statements, and notes to financial statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations, and financial conditions. Forward-looking statements may appear throughout this Report and other documents we file with the Securities and Exchange Commission (the “SEC”), including without limitation, the following section: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “may,” “could,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. In addition, there is uncertainty about the spread of the Coronavirus Disease 2019 (“COVID-19”) and the impact it may have on the Company’s operations, the demand for the Company’s products or services, global supply chains, and economic activities in general. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

3

Part I - Financial Information

Item 1. Financial Statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc.)

Consolidated Balance Sheets

	December 31, 2020	March 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,662	$5,306
Account receivables	889,516	-
Due from related parties	130,634	-
Prepaid expenses	104,210	-
Prepaid expenses – related party	16,083	-
Inventories	1,079,862	-
Other receivables	6,864	-
Total current assets	2,237,831	5,306

NON-CURRENT ASSETS
Property and equipment, net	3,187	-
Total non-current assets	3,187	-

TOTAL ASSETS	$2,241,018	$5,306

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Account payables	$1,630,815	$-
Accrued expenses	94,100	-
Income tax payable	24,564	-
Due to related parties	21,766	63,245
Deferred revenue	25,101	-
Total current liabilities	1,796,346	63,245

TOTAL LIABILITIES	1,796,346	63,245

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: $0.001 par value, authorized: 375,000,000 shares. 324,500,000 and 31,000,000 shares issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	324,500	31,000
Additional paid-in capital	89,445	28,500
Retained earnings (Accumulated deficit)	5,653	(117,439)
Accumulated other comprehensive income	25,074	-
Total stockholders’ equity (deficit)	444,672	(57,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,241,018	$5,306

The accompanying notes are an integral part of these unaudited financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2020	2019	2020	2019

Revenues	$1,570,549	$-	$1,570,549	$-
Cost of Revenues	1,207,073	-	1,207,073	-

Gross Profit	363,476	-	363,476	-

Operating Expenses
Selling, general and administrative expenses	180,009	48,625	216,047	83,706

Income (loss) from operations	183,467	(48,625)	147,429	(83,706)

Net income (loss) before tax	183,467	(48,625)	147,429	(83,706)
Income tax expenses	24,337	-	24,336	-

Net Income (Loss)	$159,130	$(48,625)	$123,093	$(83,706)

Comprehensive loss
Income (loss)	159,130	(48,625)	123,093	(83,706)
Other comprehensive income
Foreign currency translation adjustment	16,781	-	25,074	-
Total Comprehensive Income (Loss)	$175,911	$(48,625)	$148,167	$(83,706)

Income (loss) per common stock, basic and diluted	$0.00	$(0.01)	$0.00	$(0.02)

Weighted-average shares outstanding, basic and diluted	323,704,348	5,000,000	142,702,619	4,285,636

The accompanying notes are an integral part of these unaudited financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc.)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Equity (Deficit)
Balance - March 31, 2019	3,500,000	$3,500	$-	$(1,106)	$-	$2,394
Net loss	-	-	-	(3,470)	-	(3,470)
Balance - June 30, 2019	3,500,000	$3,500	$-	$(4,576)	$-	$(1,076)
Issuance of shares	1,500,000	1,500	28,500	-	-	30,000
Net loss	-	-	-	(31,611)	-	(31,611)
Balance - September 30, 2019	5,000,000	$5,000	$28,500	$(36,187)	$-	$(2,687)
Net loss	-	-	-	(48,625)	-	(48,625)
Balance – December 31, 2019	5,000,000	$5,000	$28,500	$(84,812)	$-	$(51,312)

	Common Stock		Additional		Accumulated Other comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	income/ (loss)	Equity (Deficit)
Balance - March 31, 2020	31,000,000	$31,000	$28,500	$(117,439)	$-	$(57,939)
Related party payable forgiveness	-	-	60,945	-	-	60,945
Net loss	-	-	-	(3,000)	-	(3,000)
Balance - June 30, 2020	31,000,000	$31,000	$89,445	$(120,439)	$-	$6
Issuance of shares	287,400,000	287,400	-	-	-	287,400
Net loss	-	-	-	(33,038)	-	(33,038)
Foreign currency translation adjustment	-	-	-	-	8,293	8,293
Balance - September 30, 2020 (Restated)	318,400,000	$318,400	$89,445	$(153,477)	$8,293	$262,661
Issuance of shares	6,100,000	6,100				6,100
Net income	-	-	-	159,130	-	159,130
Foreign currency translation adjustment	-	-	-	-	16,781	16,781
Balance – December 31, 2020	324,500,000	$324,500	$89,445	$5,653	$25,074	$444,672

The accompanying notes are an integral part of these unaudited financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended December 31, 2020	For the Nine Months Ended December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$123,093	$(83,706)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	220	-
Changes in operating assets and liabilities:
Accounts receivables	(856,153)	-
Prepaid expenses	(100,302)	2,750
Prepaid expenses - related party	(15,480)	-
Due from related parties	(129,485)	-
Inventories	(1,039,361)	-
Other receivables	(831)	-
Account payables	1,569,650	-
Accrued expenses	93,383	-
Deferred revenue	24,160	-
Income tax payable	24,336	-
Net cash used in operating activities	(306,770)	(80,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,287)	-
Net cash used in investing activities:	(3,287)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	287,500	30,000
Advance from related party	20,949	49,737
Repayment to related party	(2,300)	-
Net cash provided by financing activities	306,149	79,737

EFFECT OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	9,264	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,356	(1,219)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,306	1,232

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,662	$13

NON-CASH INVESTING AND FINANCING TRANSACTION
Issuance of shares	$6,000	$-
Forgiveness of related party payable	$60,945	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

FHT Future Technology Ltd

(Formerly Known as Ghar Inc.)

Notes to Consolidated Financial Statements

December 31, 2020

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

Reorganization

On June 8, 2020, FHT Future Technology Pte Ltd (“FHT Singapore”) was incorporated by Wenjin Li in anticipation to conduct business in Singapore. On June 12, 2020, FHT Future (HK) Holdings Co., Ltd (“FHT HK”) was incorporated by a contracted independent party on behalf of FHTF solely for the purpose of being acquired by FHTF. Subsequently, FHT HK established new PRC subsidiary, Xiamen Zhenghe Xin Neng Digital Technology Co Ltd (“Zhenghe Xin Neng”) on July 6, 2020.

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

In November 2020, Xiamen Zhenghe Zhi Fang Digital Technology Co., Ltd. (“Zhenghe Zhi Fang”) and Xiamen Zhenghe Hui Chong Technology Co., Ltd. (“Zhenghe Hui Chong”) were incorporated in PRC as wholly owned subsidiaries of Zhenghe Xin Neng.

The Company has commenced its operation during the quarter ended December 31, 2020 to conduct business of selling cryptocurrencies mining machine and providing technical services through its subsidiaries.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine months ended December 31, 2020, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our consolidated financial statements for the year ended March 31, 2020, included in our Form 10-K.

NOTE 2. GOING CONCERN

The Company has generated negative cash flow from operation for the nine months ended December 31, 2020 and did not have a significant working capital as of December 31, 2020. The Company has commenced operation during the three months ended December 31, 2020 and the management is currently not able to reasonably estimate whether the current scale of operation is able to provide the Company sufficient capital to pay off all expenses without further funding for the foreseeable future. These factors, among others, raises substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with additional funding from other traditional financing sources, such as advances from owners, until such time that funds provided by operations are sufficient to fund working capital requirements. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include going concern and write-down in value of inventory, and allowance for credit losses.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollar (“$”), which is the reporting currency of the Company. The functional currency of FHTF is United States dollar. The functional currency of FHT Singapore is Singapore dollar (“S$”), the functional currency of FHT HK is Hong Kong Dollar (“HK$) and the functional currency of the Company’s subsidiary located in the PRC is Renminbi (“RMB”). Given the exchange rate of the Hong Kong dollar to the U.S. dollar has remained close to the current pegged rate of HKD7.80=$1.00 since 1983, management does not expect significant foreign exchange gains or losses between the two currencies, therefore the Company chose to use simple translation method to translate all assets and liabilities, revenues and expenses and equity at the exchange rate of 7.80. For the subsidiaries whose functional currencies are RMB and S$, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income.

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

As of December 31, 2020, substantially all of the Company’s inventories were purchased from one vendor.

Revenue recognition

The Company has adopted ASC 606, Revenue from Contracts with Customers (Topic 606) for all periods presented. Consistent with the criteria of Topic 606, the Company recognizes revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. Value-added tax that the Company collects concurrent with revenue-producing activities and is excluded from revenues. The Company determines revenues recognition through the following steps:

- Identification of the contract, or contracts, with a customer

- Identification of the performance obligations in the contract

- Determination of the transaction price

- Allocation of the transaction price to the performance obligations in the contract

- Recognition of revenue when (or as) we satisfy the performance obligation

Disaggregation of Revenues

For the nine months ended December 31,
2020

Mining Machine Sales	$186,252
Technical Service	1,384,297
Total	$1,570,549

Nature of operation

The Company generates revenues primarily from the sale of cryptocurrency mining machines and related directly to customers, such as a business or individual engaged in cryptocurrency mining activities. The Company recognizes revenues at a point in time when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been picked up by or shipped to customers. For the sales arrangements, the Company generally requires payment upon issuance of invoices.

The Company also generate a small portion of revenue from services under separate contracts. Revenue from services include service fees for provide the application demand analysis and technical support for blockchain related courses to customer. Depending on the service content, revenue from service to the customer is recognized at a point in time when services are provided or in a period of time during the service period.

Contract asset and liability

Deferred revenue is recorded when consideration is received from a customer prior to the goods or service were delivered or provided. As of December 31, 2020, and March 31, 2020, the Company’s deferred revenue was $25,101 and nil respectively. During the nine months ended December 31, 2020, the Company recognized nil of deferred revenue in the opening balance.

The Company does not have any contract asset.

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

Income (Loss) per Share

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2020 the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 4. INVENTORIES

As of December 31, 2020 and March 31, 2020, inventories consist of the following:

	December 31, 2020	March 31, 2020

Mining machines	$1,079,862	$-
Total	$1,079,862	$-

NOTE 5. SHAREHOLDERS’ EQUITY (DEFICIT)

Authorized Stock

In June 2020, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized shares of common stock to 375,000,000 shares. The increase in authorized shares was effective with the Nevada Secretary of State in June 2020.

Common Share Issuances

Since inception December 11, 2018, the Company has issued a total of 31,000,000 common shares for total proceeds of $59,500. Shares issued and outstanding as of March 31, 2020 are 31,000,000.

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

The Company registered the 287,400,000 shares and issued the remaining 6,100,000 shares in October 2020. During the quarter ended December 31, 2020, the Company received proceeds of $100 and included the remaining uncollected balance of $6,000 in Other receivable.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2020, and March 31, 2020, the Company’s related party relationships and balances are as follows:

Name of the related parties	Nature of relationship
Wenjin Li	CEO and CFO of the Company
Hamza Abid	Former president of the Company
Ants Investment Management Pte Ltd.	Controlled by the CEO of the Company
Greating Future Info & Tech Co. Ltd.	Significant owner of the Company
X Capital Investment Pte Ltd.	Significant owner of the Company
Xiamen Tixian Network Technology Co., Ltd.	Controlled by the legal representative of the Company
Xiamen Chuangjian Future Information Technology Co., Ltd.	Controlled by the management of the Company
Hongliang Tong	The legal representative of the Company
Feiqubuke(Xiamen) Information Technology Co., Ltd.	Controlled by the CEO of the Company
Xiamen Youfang Network Technology Co., Ltd.	Controlled by the director of the Company

Due from related parties:

	As of December 31, 2020	As of March 31, 2020
Xiamen Chuangjian Future Information Technology Co., Ltd.	$7,659	$-
Xiamen Tixian Network Technology Co., Ltd.	22,975	-
Wenjin Li	100,000	-
Total	$130,634	$-

During the nine months ended December 31, 2020, the Company prepaid Xiamen Chuangjian Future Information Technology Co., Ltd. and Xiamen Tixian Network Technology Co., Ltd. in the amount of $7,659 and $22,975 for an unperformed promotion service contract respectively. The ending balance was recorded in due from related parties as of December 31, 2020, and was recovered in July 2021.

During the nine months ended December 31, 2020, the Company paid $100,000 to Wenjin Li as a designated business advance regarding a technical service contract negotiated between the Company and Xiamen Youfang Network Technology Co., Ltd. The amount was paid to Xiamen Youfang Network Technology Co., Ltd. in January 2021.

Prepaid expense – related party

	As of December 31, 2020	As of March 31, 2020
Xiamen Tixian Network Technology Co., Ltd.	$16,083	$-

The prepaid expense associated with Xiamen Tixian Network Technology Co., Ltd. pertains to promotion service subscribed by the Company. During the nine months ended December 31, 2020, promotion expense in the amount of $11,057 was recognized due to services performed by Xiamen Tixian Network Technology Co., Ltd. The ending balance of this related party prepayment was $16,083 as of December 31, 2020.

Due to related parties:

	As of December 31,	As of March 31,
	2020	2020

Wenjin Li	$21,766	$-
Hamza Abid	-	63,245
Total	$21,766	$63,245

Balance due to related parties primarily represents amount advanced from related parties. These advances are unsecured, interest-free and due on demand. During the nine months ended December 31, 2020, The Company repaid $2,300 to Hamza Abid, and Hamza Abid forgave the remaining balance of $60,945 as a result of change in control. See Note 1. The amount forgiven was recorded as an equity transaction.

During the nine months ended December 31, 2020, the Company rented office space from Wenjin, Li for free.

During the period ended December 31, 2020, the Company signed share purchase agreements with companies to issue shares for cash. The Company received share purchase proceeds as of December 31, 2020 except for a $6,000 other receivable and the shares were issued subsequently. The title of such shares is granted to the parties upon receipt of proceeds. See Note 5.

The following table presents the information regarding the information of share subscription during the period ended December 31, 2020:

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

Overview

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

Reorganization

On June 8, 2020, FHT Future Technology Pte Ltd (“FHT Singapore”) was incorporated by Mr. Wenjin Li in anticipation to conduct business in Singapore. On June 12, 2020, FHT Future (HK) Holdings Co., Ltd (“FHT HK”) was incorporated by a contracted independent party on behalf of FHTF solely for the purpose of being acquired by FHTF. Subsequently, FHT HK established new PRC subsidiary, Xiamen Zhenghe Xin Neng Digital Technology Co Ltd (“Zhenghe Xin Neng”) on July 6, 2020.

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

In November 2020, Xiamen Zhenghe Zhi Fang Digital Technology Co., Ltd.(“Zhenghe Zhi Fang”) and Xiamen Zhenghe Hui Chong Technology Co., Ltd.(“Zhenghe Hui Chong”) were incorporated in the PRC as wholly owned subsidiary of Zhenghe Xin Neng.

The Company has commenced its operation during the quarter ended December 31, 2020 to conduct business of selling cryptocurrencies mining machine and providing technical services through its subsidiaries.

Results of Operations for the Three Months Ended December 31, 2020

We started operations in the quarter ended December 31, 2020, and our revenues during the three months ended December 31, 2020, were $1,570,549, and the cost of revenues was $1,207,073, as compared to nil and nil for the same period in 2019, respectively.

We recorded selling, general and administrative expenses of $180,009 for the three months ended December 31, 2020 as compared to $48,625 for the three months ended December 31, 2019. The increase is mainly associated with the selling operations commenced during the three months ended December 31, 2020.

We recorded net income of $159,130 for the three months ended December 31, 2020 as opposed to net loss of $48,625 for the three months ended December 31, 2019. The increase of income is mainly due to that we commenced operations and incurred revenues during the period.

Results of Operations for the Nine Months Ended December 31, 2020

We started operations in quarter ended December 31, 2020, and our revenues during the nine months ended December 31, 2020, were $1,570,549, and the cost of revenues was $1,207,703, as compared to nil and nil for the same period in 2019, respectively.

We recorded selling, general and administrative expenses of $216,047 for the nine months ended December 31, 2020 as compared to $83,706 for the nine months ended December 31, 2019. The increase is mainly associated with the selling operations commenced during the three months ended December 31, 2020.

We recorded net income of $123,093 for the nine months ended December 31, 2020 as opposed to net loss of $83,706 for the nine months ended December 31, 2019. The increase of income is mainly due to that we commenced operations and incurred revenues during the period.

Liquidity and Capital Resources

As of December 31, 2020, we had assets of $2,241,018, which consisted of current assets of $10,662 in cash, $889,516 in account receivables, $130,634 due from related parties, $104,210 in prepaid expenses, $16,083 in prepaid expenses – related party, $6,864 in other receivables, and $1,079,862 as inventory, and noncurrent asset of $3,187 as property and equipment. We had liabilities of $1,796,346, which consisted of current liabilities of $1,630,815 in accounts payables, $94,100 in accrued expenses, $24,564 in income tax payables, $21,766 due to related parties, and $25,101 as deferred revenue. We had retained earnings of $5,653.

As of March 31, 2020, we had assets of $5,306, which is cash and cash equivalents, we had liabilities of $63,245, which is due to related party payables. We also had an accumulated deficit of $117,439.

Our primary source of liquidity historically has been equity contributions from our shareholders and borrowings, which have historically been sufficient to meet our working capital and capital expenditure requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and the material weaknesses disclosed in the Form 10-K report filed on April 29, 2020 and Form 10-Q/A report filed on June 11, 2021, they concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending December 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits
No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14 (a) or 15d-14 (a).
32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14 (b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FHT Future Technology Ltd

Date: July 21, 2021	By:	/s/ Wenjin Li
Wenjin Li
Chief Executive Officer,
Chief Financial Officer

